Form 10-Q
period 1996-03-31
PCI SERVICES INC/DE
filed 1996-05-10
CIK 879534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                   Commission File Number:
        March 31, 1996                                   0-19795





                               PCI SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                Delaware                                 51-0336586
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)



        1403 Foulk Road, Suite 102
           Wilmington, Delaware                              19803
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:  (302) 479-0281



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 3, 1996, there were 6,211,250 shares of Common Stock, par value $.001 per share, outstanding.

                       PCI SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1996





PART I.  FINANCIAL INFORMATION:


    Item 1.  Financial Statements.

      Condensed Consolidated Statements of Operations -
          Three and Six Months ended March 31, 1996 and 1995 (Unaudited)     4

      Condensed Consolidated Balance Sheets -
          March 31, 1996 (Unaudited) and September 30, 1995                  5

      Condensed Consolidated Statements of Cash Flows -
          Six Months ended March 31, 1996 and 1995 (Unaudited)               6

      Notes to Condensed Consolidated Financial Statements (Unaudited)     7-9


    Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.           10-13


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.                             14

                       PCI SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1996














                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended March 31,        Six Months Ended March 31,
                                                     ----------------------------        --------------------------
                                                         1996              1995             1996              1995
                                                         ----              ----             ----              ----

Net revenue                                          $42,276,000       $31,912,000      $79,368,000       $60,522,000

Cost of goods sold                                    30,910,000        25,848,000       59,327,000        48,434,000
                                                      ----------       -----------      -----------       -----------

Gross profit                                          11,366,000         6,064,000       20,041,000        12,088,000

Selling, general and administrative expenses           5,679,000         3,865,000       10,520,000         7,957,000
Interest expense                                         837,000           388,000        1,348,000           898,000
Other (income) expense                                   (44,000)           15,000          (80,000)          (72,000)
                                                     -----------       -----------      -----------       -----------

Income before income tax expense                       4,894,000         1,796,000        8,253,000         3,305,000

Income tax expense                                     1,649,000           675,000        2,891,000         1,143,000
                                                     -----------       -----------      -----------       -----------

Net income                                           $ 3,245,000       $ 1,121,000      $ 5,362,000       $ 2,162,000
                                                     ===========       ===========      ===========       ===========

Earnings per share                                   $       .53       $       .18      $       .87       $       .35
                                                     ===========       ===========      ===========       ===========

Weighted average shares outstanding                    6,171,000         6,127,000        6,148,000         6,150,000
                                                     ===========       ===========      ===========       ===========












            See notes to condensed consolidated financial statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,       September 30,
                                                                                            1996              1995
                                                                                        -----------        ----------
                                                                                        (Unaudited)        (See Note)
ASSETS

Current assets:
   Cash and cash equivalents                                                            $  3,214,000      $  3,619,000
   Accounts receivable, net                                                               24,645,000        17,940,000
   Inventories                                                                            12,769,000        11,588,000
   Deferred income taxes                                                                   3,919,000         1,241,000
   Other                                                                                   1,138,000         1,826,000
                                                                                         -----------     -------------

         Total current assets                                                             45,685,000        36,214,000

Property, plant and equipment, net                                                        79,287,000        61,901,000

Goodwill, net                                                                             19,218,000        10,182,000

Other assets                                                                               2,939,000           670,000
                                                                                        ------------      ------------

                                                                                        $147,129,000      $108,967,000
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to financial institutions                                              $  1,709,000      $  2,005,000
   Accounts payable                                                                        8,330,000         9,746,000
   Accrued payroll and related taxes                                                       2,378,000         1,747,000
   Accrued insurance                                                                       2,065,000         1,649,000
   Accrued taxes - other                                                                   2,670,000           228,000
   Accrued expenses - other                                                                5,446,000         3,367,000
   Federal, state and foreign income taxes payable                                         1,672,000         1,650,000
   Current maturities of long-term debt                                                    5,777,000         3,642,000
                                                                                        ------------      ------------

         Total current liabilities                                                        30,047,000        24,034,000

Long-term debt, less current maturities                                                   51,427,000        27,208,000
Deferred income taxes                                                                      3,254,000         2,758,000
Other liabilities                                                                          2,997,000         1,431,000

Stockholders' equity                                                                      59,404,000        53,536,000
                                                                                        ------------      ------------

                                                                                        $147,129,000      $108,967,000
                                                                                        ============      ============



Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended March 31,
                                                                                  --------------------------
                                                                                    1996             1995
                                                                                    ----             ----

Cash flows from operating activities:
         Net income                                                             $  5,362,000     $  2,162,000
         Adjustments to reconcile net income to net cash
           provided by operating activities                                       (1,473,000)         287,000
                                                                                ------------     ------------

Net cash provided by operating activities                                          3,889,000        2,449,000

Cash flows from investing activities:
         Cash portion of acquisition of Unipack, net of cash acquired            (17,478,000)              --
         Capital expenditures                                                    (10,767,000)      (9,082,000)
         Proceeds from sale of equipment                                             301,000          996,000
         Other                                                                       127,000          282,000
                                                                                ------------     ------------

Net cash used in investing activities                                            (27,817,000)      (7,804,000)

Cash flows from financing activities:
         Borrowings                                                               30,604,000        9,106,000
         Debt repayments                                                          (6,144,000)      (3,063,000)
         Acquisition of treasury stock                                                    --         (382,000)
         Acquisition of minority interest                                           (900,000)              --
         Other                                                                       (35,000)        (189,000)
                                                                                ------------      -----------

Net cash provided by financing activities                                         23,525,000        5,472,000

Effect of exchange rate changes on cash                                               (2,000)           5,000
                                                                                ------------      -----------

Net increase (decrease) in cash and cash equivalents                                (405,000)         122,000

Cash and cash equivalents:
         Beginning of period                                                       3,619,000        3,089,000
                                                                                ------------     ------------

         End of period                                                          $  3,214,000     $  3,211,000
                                                                                ============     ============

Supplemental disclosure of cash flow information:
         Interest paid                                                          $  1,262,000     $    919,000
                                                                                ============     ============
         Income taxes paid                                                      $  3,069,000     $  1,620,000
                                                                                ============     ============

Supplemental disclosure of non-cash investing and financing activities:
         Issuance of stock - acquisition of Unipack                             $    765,000               --
                                                                                ============    =============

            See notes to condensed consolidated financial statements.


                       PCI SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A -  Condensed Consolidated Financial Statements

         The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations for the three and six months ended March 31, 1996 and 1995, and the condensed consolidated statements of cash flows for the six months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended September 30, 1995 and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


Note B - Acquisition

         On February 29, 1996, the Company acquired all of the outstanding capital stock of Unipack Limited ("Unipack"), a pharmaceutical packaging company located in the United Kingdom, for approximately $18,000,000 in cash and 60,000 shares of the Company's common stock (valued at $765,000 as of the date of the acquisition). The Company financed the acquisition with long-term debt (see Note
D). The acquisition was accounted for by the purchase method of accounting. The excess of the cost of the acquisition over the preliminary fair values of the net assets acquired, of $9,088,000, has been recorded as goodwill and will be amortized over 20 years.

         The operations of Unipack are included in the Company's Condensed Consolidated Statement of Operations from the date of the acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the six months ended March 31, 1996 and 1995 as if the acquisition had occurred at the beginning of fiscal year 1995, after giving effect to certain adjustments, including amortization of goodwill and loan acquisition costs. The pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisition been made at the beginning of fiscal year 1995.

                       PCI SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note B - Acquisition (continued)

                                                                                          Pro Forma
                                                                                    Financial Information
                                                                                  Six Months Ended March 31,
                                                                                  --------------------------
                                                                                    1996             1995
                                                                                    ----             ----

Revenues                                                                         $ 87,253,000     $ 69,176,000
Net income                                                                       $  5,622,000     $  2,404,000
Earnings per share                                                               $        .91     $        .39
Weighted average shares outstanding                                                 6,198,000        6,210,000


Note C - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                                                                  March 31,      September 30,
                                                                                    1996             1995
                                                                                    ----             ----

Raw materials                                                                    $ 7,981,000      $ 6,894,000
Work in process                                                                    1,352,000        1,000,000
Finished goods                                                                     3,436,000        3,694,000
                                                                                 -----------      -----------
                                                                                 $12,769,000      $11,588,000
                                                                                 ===========      ===========


Note D - Long Term Debt

         In February 1996, the Company refinanced certain of its debt obligations, which included a $3,000,000 revolving credit facility and term loans aggregating approximately $10,200,000, by an agreement with a commercial bank which provides for a $9,000,000 revolving credit facility, a $14,200,000 term loan and a $5,000,000 equipment facility. The revolving credit facility expires in March 1999 and bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 2.25%. At March 31, 1996, $4,000,000 was outstanding and $2,657,000 of letters of credit were issued under the revolving credit facility. The term loan is payable quarterly through March 2003, plus interest, at the Company's option, at the prime rate plus .375% or LIBOR plus 2.50%. At March 31, 1996, $10,237,000 was borrowed under the term loan with $3,963,000 available for additional borrowing. The equipment facility expires in March 1997, and bears interest, at the Company's option, at the prime rate plus
 .375% or LIBOR plus 2.50%. Advances under the equipment facility are converted to term notes, payable over a maximum of 60 months. At March 31, 1996, there were no advances outstanding under the equipment facility.

         In connection with the acquisition of Unipack, the Company entered into an agreement with a commercial lender in the United Kingdom for a revolving credit facility and a term loan denominated and payable in pounds sterling.
The revolving credit facility in the amount of approximately $5,000,000 expires February 1999, with interest payable at a

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D - Long Term Debt (continued)

rate based upon LIBOR plus 2.5%. At March 31, 1996, approximately $5,000,000 was outstanding under this revolving credit facility. The term loan of approximately $12,900,000 is payable in 27 quarterly principal installments of approximately $322,000, with interest at LIBOR plus 2.675%, with the remaining balance of approximately $4,200,000 payable on March 31, 2003.

         Interest on these facilities is subject to adjustment based upon the Company's fixed charge coverage ratio. In addition, these facilities require the maintenance of certain balance sheet and operating ratios and impose other financial and dividend limitations. The most restrictive of these provisions limits cash dividends to no more than 50% of net income in any one year. At March 31, 1996, the Company complied with these ratios and limitations.


Note E - Acquisition of Minority Interest

         Effective December 1, 1995, the Company exercised its option to repurchase the outstanding shares of preferred stock of Tri-Line, a subsidiary of the Company, issued in connection with the acquisition of Tri-Line in 1992. The purchase price was $900,000, representing the book value of such shares, which was included in other long-term liabilities in the Company's Balance Sheet at September 30, 1995.


Note F - Employment Agreements

         In February 1996, the Company entered into employment agreements with certain executive officers which provide for base salaries, bonuses and post-retirement benefits. The agreements also provide for certain payments in the event of a change-of-control of the Company, as defined in the agreements. As a result of satisfaction of the age requirement for retirement under the agreement, the Company has accrued the estimated present value of post-retirement benefits for one of such employees. Such amount is reflected as a long-term liability of $2,200,000 and a non-current deferred asset of $2,200,000, which is being amortized over three years. The occurrence of certain events, as defined in the agreements, could result in the acceleration of the amortization of the deferred asset. For the quarter ended March 31, 1996, the Company recorded selling, general and administrative expense of $183,000 and expects to record additional expense of $549,000 for the remainder of fiscal 1996, related to post-retirement benefits under all of such employment agreements.


Note G - Other Developments

         On March 29, 1996, the Company announced that it had authorized Lehman Brothers, its investment banker, to explore strategic alternatives to maximize shareholder value. MEDIQ Incorporated, the Company's principal shareholder, previously announced its intention to pursue the realization of the value of its investment in the Company, which may include the sale of its shares of the Company's stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion addresses the financial condition of the Company as of March 31, 1996 and the results of operations for the three and six month periods ended March 31, 1996, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 9-11) for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.

         Some of the information presented in this report constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include the timing and amount of new product introductions by the Company's customers, the timing of orders received from customers, the dependence on major customers, the gain or loss of significant customers, changes in the mix of services provided, the cost of raw materials, and fluctuations in interest rates and currency exchange rates. In addition, the Company's pharmaceutical packaging services are generally provided on an as-needed basis, with prices determined based upon specifications of each order and the services provided. As a result, revenue per customer and profit margins per order can vary significantly from year to year and quarter to quarter. Results for any particular quarter are not necessarily indicative of results for any subsequent quarter or related fiscal year. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

Results of Operations

         On February 29, 1996, the Company acquired all of the outstanding capital stock of Unipack Limited ("Unipack"), a pharmaceutical packaging company located in the United Kingdom, for approximately $18,000,000 in cash and 60,000 shares of the Company's common stock (valued at $765,000 as of the date of the acquisition). The operations of Unipack are included in the Company's operating results from the date of the acquisition.

         The following table sets forth for all periods indicated the percentage relationship that items in the Company's Statements of Operations bear to revenues.

                                                       Three Months Ended                  Six Months Ended
                                                             March 31,                         March 31,
                                                      ----------------------             ---------------------
                                                      1996              1995            1996              1995
                                                      ----              ----            ----              ----

Net revenue                                           100.0%            100.0%          100.0%            100.0%
Cost of goods sold                                     73.1              81.0            74.7              80.0
                                                      -----             -----           -----             -----
Gross profit                                           26.9              19.0            25.3              20.0
Selling, general and administrative expenses           13.4              12.1            13.3              13.1
Interest expense                                        1.9               1.3             1.6               1.4
                                                      -----             -----           -----             -----
Income before income tax expense                       11.6               5.6            10.4               5.5
Income tax expense                                      3.9               2.1             3.6               1.9
                                                      -----             -----           -----             -----
Net income                                              7.7%              3.5%            6.8%              3.6%
                                                      =====             =====           =====             =====

Second Quarter 1996 Compared to Second Quarter 1995

         Net revenue was $42,276,000, an increase of $10,364,000, or 32.5%, over prior year quarter net revenue of $31,912,000. This increase reflects continued strong demand for the Company's services in the United States, including the Company's facilities in Puerto Rico, resulting primarily from the introduction by the Company's customers of over-the-counter pharmaceutical products. This increase also reflects revenues from Unipack of $1,798,000 (reflecting one month of operations).

         Gross profit was 26.9% of net revenue, as compared to 19.0% for the prior year quarter. This increase was primarily attributable to changes in product mix and increased production efficiencies, primarily related to the new facility in Philadelphia as well as improved materials utilization at one of the Company's facilities in Puerto Rico.

         Selling, general and administrative expenses were $5,679,000, as compared to $3,865,000 in the prior year quarter. As a percentage of net revenue, selling, general and administrative expenses were 13.4%, as compared to 12.1% for the prior year quarter. This increase was primarily a result of expenses incurred in connection with moving production into the new facility in Schorndorf, Germany and costs related to the closure of the Company's facility in Virginia, as well as, the inclusion of the operations of Unipack from the date of acquisition. Production related to the Virginia facility is expected to be transferred to the Company's new facility in Philadelphia, Pennsylvania during the third quarter of 1996. The increase in selling, general and administrative expenses also reflects $183,000 related to the accrual of post-retirement benefits, which are set forth in employment agreements entered into with certain executive officers in February 1996. The Company expects to record selling, general and administrative expenses related to such agreements of $549,000 for the remainder of fiscal 1996 and $1,100,000 for each year thereafter through 1999. The occurrence of certain events, as defined in the agreements, could result in the acceleration of such post-retirement benefits.

         Interest expense was $837,000, as compared to $388,000 in the prior year quarter. This increase was attributable to debt incurred in connection with the new packaging facilities in Philadelphia, Pennsylvania and Schorndorf, Germany and the acquisition of Unipack.

         The Company's effective income tax rate was 33.7%, as compared to 37.6% in the prior year quarter. The Company's effective tax rate is impacted by the proportion of earnings from operations in Puerto Rico to consolidated earnings. Earnings from operations in Puerto Rico are taxed at lower rates, in accordance with Section 936 of the Internal Revenue Code. During fiscal 1995, the effective tax rate increased to reflect lower earnings from operations in Puerto Rico.

Six Months Ended March 31, 1996 Compared with Six Months Ended March 31, 1995

         Net revenue was $79,368,000, an increase of $18,846,000, or 31.1%, over prior year period net revenue of $60,522,000. This increase reflects strong demand for the Company's services in the United States, including facilities in Puerto Rico, resulting primarily from the introduction by the Company's customers of over-the-counter pharmaceutical products. This increase also reflects revenues from Unipack of $1,798,000 (reflecting one month of operations).

         Gross profit was 25.3% of net revenue, as compared to 20.0% for the prior year period. This increase resulted from changes in product mix and increased production efficiencies, primarily related to the new facility in Philadelphia as well as improved materials utilization at one of the Company's facilities in Puerto Rico.

         Selling, general and administrative expenses were $10,520,000, as compared to $7,957,000 in the prior year period. As a percentage of net revenue, selling, general and administrative expenses were comparable to the prior year period.

         Interest expense was $1,348,000, as compared to $898,000 in the prior year period. This increase was attributable to debt incurred in connection with the new packaging facilities in Philadelphia, Pennsylvania and Schorndorf, Germany and the acquisition of Unipack. Capitalized interest expense related to the new facility in Germany was $188,000 in the current period.

         The Company's effective income tax rate was comparable to the prior year period.


Liquidity and Capital Resources

         At March 31, 1996, the Company had working capital of $15,638,000, including cash and cash equivalents of $3,214,000. For the six months ended March 31, 1996, net cash provided by operating activities was $3,889,000, as compared to $2,449,000 in the prior year period. This increase was a result of improved operating results, partially offset by increased levels of accounts receivable, resulting from increased revenues.

Investing activities for the six months ended March 31, 1996, included $17,478,000, representing the cash portion of the acquisition of Unipack, and $10,767,000 of capital expenditures, of which approximately $4,200,000 was attributable to the construction of the new pharmaceutical packaging facility in Schorndorf, Germany, with the remainder for equipment and building improvements to provide additional capacity. The Company anticipates additional capital expenditures during the remainder of fiscal 1996 of approximately $5,000,000 for equipment, of which approximately $3,000,000 is expected to be borrowed under the Company's existing credit facilities. Also, the Company anticipates additional capital expenditures of $3,000,000 during the remainder of fiscal 1996 for the completion of a new state-of-the-art packaging facility in Manchester, England, which will replace one of Unipack's current facilities. The Company expects to enter into a new credit facility to finance the completion of the Manchester facility.

         Financing activities for the six months ended March 31, 1996 included borrowings of $30,604,000, of which $4,653,000 related to the refinancing of existing debt, $17,924,000 related to the acquisition of Unipack, and $6,265,000 related to the new packaging facility in Schorndorf, Germany. Financing activities also included debt repayments of $6,144,000 and the Company's exercise of its option to repurchase the outstanding shares of preferred stock of Tri-Line, a subsidiary of the Company, issued in connection with the Tri-Line acquisition in 1992 for $900,000, representing the book value of such shares.

         In February 1996, the Company refinanced certain of its debt obligations, which included a $3,000,000 revolving credit facility and term loans aggregating approximately $10,200,000, by an agreement with a commercial bank which provides for a $9,000,000 revolving credit facility, a $14,200,000 term loan and a $5,000,000 equipment facility. The revolving credit facility expires in March 1999 and bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 2.25%. At March 31, 1996, $4,000,000 was outstanding and $2,657,000 of letters of credit were issued under the revolving credit facility. The term loan is payable quarterly through March 2003, plus interest, at the Company's option, at the prime rate plus .375% or LIBOR plus 2.50%. At March 31, 1996, $10,237,000 was borrowed under the term loan, with $3,963,000 available for additional borrowing. The equipment facility expires in March 1997 and bears interest, at the Company's option, at prime plus .375% or LIBOR plus 2.50%. Advances under the equipment facility are converted to term notes, payable over a maximum of 60 months. At March 31, 1996, there were no advances outstanding under the equipment facility. Interest on the revolving credit facility, the term loan and the equipment facility is subject to adjustment based upon the Company's fixed charge coverage ratio.

         In connection with the acquisition of Unipack, the Company entered into an agreement with a commercial lender in the United Kingdom for a revolving credit facility and a term loan denominated and payable in pounds sterling. The revolving credit facility in the amount of approximately $5,000,000 expires in February 1999 and bears interest at LIBOR plus 2.50%, subject to adjustment based upon the Company's fixed charge coverage ratio. At March 31, 1996, approximately $5,000,000 was outstanding under this revolving credit facility. The term loan of approximately $12,900,000 is payable in quarterly principal installments of approximately $322,000, plus interest at LIBOR plus 2.675%, subject to adjustment based upon the Company's fixed charge coverage ratio, with a final installment of approximately $4,200,000 payable March 2003. Under the terms of the agreement, the Company is required to make prepayments of the principal equal to 50% of excess cash flow (as defined). At March 31, 1996, no prepayment was required.

         Management believes that existing working capital, anticipated funds to be generated from future operations, and available credit facilities will be sufficient to meet the Company's anticipated operating and capital needs. Depending upon the future growth of the business, additional financing may be required.

Other Developments

         On March 29, 1996, the Company announced that it had authorized Lehman Brothers, its investment banker, to explore strategic alternatives to maximize shareholder value. MEDIQ Incorporated, the Company's principal shareholder, previously announced its intention to pursue the realization of the value of its investment in the Company, which may include the sale of its shares of the Company's stock.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

         10(jj) (pound)11,700,000 Facilities Agreement, dated February 29, 1996, between CoreStates Bank, N.A. and PCI Services, Inc., PCI Acquisition I, Inc., PCI Acquisition II, Inc., Packaging Coordinators, Inc., and PCI Holdings (U.K.) Co.

         10(kk) Security Agreement, dated February 29, 1996, by PCI Services, Inc., Packaging Coordinators, Inc., PCI of Virginia, Inc., PCI/Delvco, Inc., PCI/Tri-Line (USA), Inc., PCI Holdings, Inc. and P.C. Realty, Inc., in favor of CoreStates Bank, N.A., as agent.

         10(ll) Loan and Agency Agreement among PCI Services, Inc., Packaging Coordinators, Inc., PCI Holdings, Inc., PCI of Virginia, Inc., PCI/Delvco, Inc., PCI/Tri-Line (USA), Inc., P.C. Realty, Inc. and Meridian Bank, as Agent, Dated as of February 28, 1996.

         10(mm) Security Agreement, dated February 28, 1996, by PCI Services, Inc., Packaging Coordinators, Inc., PCI of Virginia, Inc., PCI/Delvco, Inc., PCI/Tri-Line (USA), Inc., PCI Holding, Inc., and P.C. Realty, Inc., in favor of Meridian Bank.

         10(nn) Charge Over Shares, dated February 29, 1996, between PCI Holdings (U.K.) Co., PCI Acquisition I, Inc., and PCI Acquisition II, Inc., and CoreStates Bank, N.A.

         10(oo) Charge Over Shares, dated February 29, 1996, between PCI Holdings (U.K.) Co., PCI Acquisition I, Inc., and PCI Acquisition II, Inc., and Meridian Bank.

         27       Financial Data Schedule


     (b) Reports on Form 8-K

         A report on Form 8-K dated February 29, 1996 was filed to announce the acquisition of all of the outstanding capital stock of Unipack Limited.

         A report on Form 8-K dated March 20, 1996 was filed to announce anticipated second quarter results.

                       PCI SERVICES, INC. AND SUBSIDIARIES
                          Quarter Ended March 31, 1996





                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               PCI Services, Inc.
                               ------------------
                                  (Registrant)





  May 10, 1996
  ------------
    (Date)                     /s/ Michael F. Sandler
                               ----------------------
                               Michael F. Sandler
                               Vice President and
                               Chief Financial Officer