Form 10-Q
period 1996-06-30
PCI SERVICES INC/DE
filed 1996-08-14
CIK 879534

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended: June 30, 1996    Commission File Number: 0-19795

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 9, 1996, there were 6,211,250 shares of Common Stock, par value $.001 per share, outstanding.

                       PCI SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1996

PART I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements.

    Condensed Consolidated Statements of Operations -
      Three and Nine Months ended June 30, 1996 and 1995 (Unaudited)         4

    Condensed Consolidated Balance Sheets -
      June 30, 1996 (Unaudited) and September 30, 1995                       5

    Condensed Consolidated Statements of Cash Flows -
      Nine Months ended June 30, 1996 and 1995 (Unaudited)                   6

    Notes to Condensed Consolidated Financial Statements (Unaudited)      7-10

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                11-15


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K.                             16

                       PCI SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1996










                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended June 30,       Nine Months Ended June 30,
                                                ---------------------------       --------------------------
                                                    1996             1995            1996             1995
                                               -------------    -------------   -------------    -------------
Net revenue                                    $  42,451,000    $  34,703,000   $ 121,819,000    $  95,225,000

Cost of goods sold                                31,734,000       26,361,000      91,061,000       74,795,000
                                               -------------    -------------   -------------    -------------

Gross profit                                      10,717,000        8,342,000      30,758,000       20,430,000

Selling, general and administrative expenses       6,355,000        4,656,000      16,875,000       12,613,000
Interest expense                                   1,142,000          427,000       2,490,000        1,325,000
Other (income) expense                               (65,000)         113,000        (145,000)          41,000
                                               -------------    -------------   -------------    -------------

Income before income tax expense                   3,285,000        3,146,000      11,538,000        6,451,000

Income tax expense                                 1,010,000        1,448,000       3,901,000        2,591,000
                                               -------------    -------------   -------------    -------------

Net income                                     $   2,275,000    $   1,698,000   $   7,637,000    $   3,860,000
                                               =============    =============   =============    =============

Earnings per share                             $         .35    $         .28   $        1.22    $         .63
                                               =============    =============   =============    =============

Weighted average shares outstanding                6,425,000        6,126,000       6,240,000        6,142,000
                                               =============    =============   =============    =============


            See notes to condensed consolidated financial statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    September 30,
                                                         1996          1995
                                                     ------------  -------------
                                                     (Unaudited)    (See Note)
ASSETS

Current assets:
   Cash and cash equivalents                         $  5,151,000   $  3,619,000
   Accounts receivable, net                            23,321,000     17,940,000
   Inventories                                         11,012,000     11,588,000
   Deferred income taxes                                3,929,000      1,241,000
   Other                                                1,337,000      1,826,000
                                                     ------------   ------------

         Total current assets                          44,750,000     36,214,000

Property, plant and equipment, net                     84,733,000     61,901,000

Goodwill, net                                          18,843,000     10,182,000

Other assets                                            3,253,000        670,000
                                                     ------------   ------------

                                                     $151,579,000   $108,967,000
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to financial institutions           $  1,562,000   $  2,005,000
   Accounts payable                                     8,109,000      9,746,000
   Accrued expenses - other                            10,641,000      6,991,000
   Federal, state and foreign income taxes payable        909,000      1,650,000
   Current maturities of long-term debt                 6,607,000      3,642,000
                                                     ------------   ------------

         Total current liabilities                     27,828,000     24,034,000

Long-term debt, less current maturities                55,339,000     27,208,000
Deferred income taxes                                   3,750,000      2,758,000
Other liabilities                                       3,283,000      1,431,000

Stockholders' equity                                   61,379,000     53,536,000
                                                     ------------   ------------

                                                     $151,579,000   $108,967,000
                                                     ============   ============


Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date.

            See notes to condensed consolidated financial statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months Ended June 30,
                                                    ---------------------------
                                                        1996            1995
                                                    ------------   ------------

Cash flows from operating activities:
    Net income                                      $  7,637,000   $  3,860,000
    Adjustments to reconcile net income to net
      cash provided by operating activities            1,384,000      4,640,000
                                                    ------------   ------------

Net cash provided by operating activities              9,021,000      8,500,000

Cash flows from investing activities:
    Acquisition of Unipack, net of cash acquired     (17,478,000)          --
    Capital expenditures                             (19,484,000)   (16,620,000)
    Contingent consideration - Tri-Line                     --         (533,000)
    Proceeds from sale of equipment                      795,000      1,132,000
    Other                                                202,000         32,000
                                                    ------------   ------------

Net cash used in investing activities                (35,965,000)   (15,989,000)

Cash flows from financing activities:
    Borrowings                                        36,317,000     11,427,000
    Debt repayments                                   (6,897,000)    (2,936,000)
    Acquisition of treasury stock                           --         (382,000)
    Acquisition of minority interest                    (900,000)          --
    Other                                                (44,000)      (166,000)
                                                    ------------   ------------

Net cash provided by financing activities             28,476,000      7,943,000
                                                    ------------   ------------

Net increase in cash and cash equivalents              1,532,000        454,000

Cash and cash equivalents:
    Beginning of period                                3,619,000      3,089,000
                                                    ------------   ------------

    End of period                                   $  5,151,000   $  3,543,000
                                                    ============   ============

Supplemental disclosure of cash flow information:
    Interest paid                                   $  2,203,000   $  1,350,000
                                                    ============   ============
    Income taxes paid                               $  5,080,000   $  1,985,000
                                                    ============   ============

Supplemental disclosure of non-cash investing and
  financing activities:
    Issuance of stock - acquisition of Unipack      $    765,000           --
                                                    ============   ============


            See notes to condensed consolidated financial statements.

                       PCI SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the three and nine months ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine months then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements for the fiscal year ended September 30, 1995 and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

Note B - Subsequent Event - Merger

     On July 24, 1996, the Company announced that it had entered into a definitive agreement (the "Merger Agreement") with Cardinal Health, Inc. ("Cardinal") (NYSE: CAH) of Dublin, Ohio, pursuant to which the Company will become a wholly-owned subsidiary of Cardinal in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes (the "Merger"). Under the terms of the Merger Agreement, shareholders of the Company will receive .336 shares of Cardinal common stock for each share of the Company's common stock they own at the time the transaction is consummated (the "Exchange Ratio"), subject to adjustment under specified circumstances. In addition, stock options of the Company will be converted into equivalent options for shares of Cardinal common stock, based upon the Exchange Ratio. The Merger is expected to be completed in the Fall, subject to approval by the shareholders of the Company and the receipt of requisite regulatory approvals. The Merger Agreement may be terminated by either the Company or Cardinal under specified circumstances. In connection with the transaction, MEDIQ Incorporated ("MEDIQ"), the Company's largest shareholder, granted Cardinal an option to purchase all of the Company's common stock owned by MEDIQ, which is equal to approximately 46% of the outstanding shares, exercisable upon the occurrence of certain events, and entered into a Support/Voting Agreement with Cardinal. Additionally, the Company's directors each entered into a Support/Voting Agreement with Cardinal.

                       PCI SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note C - Earnings Per Share

     Effective during the third quarter of 1996, outstanding stock options have been included in the calculation of weighted average shares outstanding because the dilutive effect is greater than 3%.

Note D - Acquisition of Unipack

     On February 29, 1996, the Company acquired all of the outstanding capital stock of Unipack Limited ("Unipack"), a pharmaceutical packaging company located in the United Kingdom, for approximately $18,000,000 in cash and 60,000 shares of the Company's common stock (valued at $765,000 as of the date of the acquisition). The Company financed the acquisition with long-term debt (see Note
G). The acquisition was accounted for by the purchase method of accounting. The excess of the cost of the acquisition over the fair values of the net assets acquired, of $8,978,000, has been recorded as goodwill and will be amortized over 20 years.

     The operations of Unipack are included in the Company's Condensed Consolidated Statement of Operations from the date of the acquisition. The following unaudited pro forma summary presents the consolidated results of operations of the Company for the nine months ended June 30, 1996 and 1995 as if the acquisition had occurred at the beginning of fiscal year 1995, after giving effect to certain adjustments, including amortization of goodwill and loan acquisition costs. The pro forma information is presented for comparative purposes only and does not necessarily reflect the results of operations of the Company had the acquisition been made at the beginning of fiscal year 1995.

                                                        Pro Forma
                                                  Financial Information
                                                Nine Months Ended June 30,
                                             --------------------------------
                                                 1996               1995
                                             -------------      -------------
Revenues                                     $ 129,704,000      $ 108,610,000
Net income                                   $   7,899,000      $   4,260,000
Earnings per share                           $        1.26      $         .69
Weighted average shares outstanding              6,274,000          6,202,000

Note E - Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

                                               June 30,         September 30,
                                                 1996               1995
                                             ------------       ------------
Raw materials                                $  6,982,000       $  6,894,000
Work in process                                 1,097,000          1,000,000
Finished goods                                  2,933,000          3,694,000
                                             ------------       ------------
                                             $ 11,012,000       $ 11,588,000
                                             ============       ============

                       PCI SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note F - Accrued Expenses

                                               June 30,         September 30,
                                                 1996               1995
                                             ------------       ------------
Payroll and related taxes                    $  2,097,000       $ 1,747,000
Insurance                                       1,995,000         1,649,000
Other                                           6,549,000         3,595,000
                                             ------------       -----------
                                             $ 10,641,000       $ 6,991,000
                                             ============       ===========

Note G - Long Term Debt

     In February 1996, the Company refinanced certain of its debt obligations, which included a $3,000,000 revolving credit facility and term loans aggregating approximately $10,200,000, by an agreement with a commercial bank which provides for a $9,000,000 revolving credit facility, a $14,200,000 term loan and a $5,000,000 equipment facility. The revolving credit facility expires in March 1999 and bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 2.25%. At June 30, 1996, $4,326,000 was outstanding and $2,657,000 of letters of credit were issued under the revolving credit facility. The term loan is payable quarterly through March 2003, plus interest, at the Company's option, at the prime rate plus .375% or LIBOR plus 2.50%. The equipment facility expires in March 1997, and bears interest, at the Company's option, at the prime rate plus .375% or LIBOR plus 2.50%. Advances under the equipment facility are converted to term notes, payable over a maximum of 60 months. At June 30, 1996, $1,272,000 was outstanding under the equipment facility.

     In connection with the acquisition of Unipack, the Company entered into an agreement with a commercial lender in the United Kingdom for a revolving credit facility and a term loan denominated and payable in pounds sterling. The revolving credit facility in the amount of approximately $5,000,000 expires February 1999, with interest payable at a rate based upon LIBOR plus 2.5%. At June 30, 1996, approximately $5,000,000 was outstanding under this revolving credit facility. The term loan of approximately $12,900,000 is payable in 27 quarterly principal installments of approximately $322,000, with interest at LIBOR plus 2.675%, with the remaining balance of approximately $4,200,000 payable on March 31, 2003.

     Interest on these facilities is subject to adjustment based upon the Company's fixed charge coverage ratio. In addition, these facilities require the maintenance of certain balance sheet and operating ratios and impose other financial and dividend limitations. The most restrictive of these provisions limits cash dividends to no more than 50% of net income in any one year. At June 30, 1996, the Company complied with these ratios and limitations.

                       PCI SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note H - Acquisition of Minority Interest

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

Note I - Employment Agreements

     In February 1996, the Company entered into employment agreements with certain executive officers which provide for base salaries, bonuses and post-retirement benefits. The agreements also provide for certain payments in the event of a change-of-control of the Company, as defined in the agreements. As a result of satisfaction of the age requirement for retirement under the agreement, the Company has accrued the estimated present value of post-retirement benefits for one of such employees. Such amount is reflected as a long-term liability of $2,200,000 and a non-current deferred asset of $2,200,000 (included in "Other Assets" in the Condensed Consolidated Balance Sheet), which is being amortized over three years. The occurrence of certain events, as defined in the agreements, could result in the acceleration of the amortization of the deferred asset. For the quarter and nine months ended June 30, 1996, the Company recorded selling, general and administrative expense related to the accrual of post-retirement benefits pursuant to such employment agreements of $275,000 and $458,000, respectively. In connection with entering into the Merger Agreement with Cardinal, the Company entered into new employment agreements with such executive officers, replacing the employment agreements currently in effect for such executive officers. Such new agreements, with terms ranging from two to three years, provide for base salaries, bonuses and post-retirement benefits, as well as certain payments in recognition of service to the Company in connection with the proposed Merger and covenants not-to-compete from such employees and certain payments in the event of a change-of-control of the Company (as defined in such agreements). Such new agreements will become effective only upon the consummation of the Merger.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of June 30, 1996 and the results of operations for the three and nine month periods ended June 30, 1996, compared with the same periods last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 9-11) for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.

     Some of the information presented in the following discussion constitutes forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results and events to differ from expectations include the completion of the proposed merger with Cardinal Health, Inc. ("Cardinal"), which is subject to approval by the stockholders of the Company and the receipt of requisite regulatory approvals (see "Subsequent Event - Merger"), the timing and amount of new product introductions by the Company's customers, the timing of orders received from customers, the dependence on major customers, the gain or loss of significant customers, changes in the mix of services provided, the cost of raw materials, and fluctuations in interest rates and currency exchange rates. In addition, the Company's pharmaceutical packaging services are generally provided on an as-needed basis, with prices determined based upon specifications of each order and the services provided. As a result, revenue per customer and profit margins per order can vary significantly from year to year and quarter to quarter. Results for any particular quarter are not necessarily indicative of results for any subsequent quarter or related fiscal year. For additional information concerning these and other important factors which may cause the Company's actual results to differ materially from expectations and underlying assumptions, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

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

                                               Three Months Ended       Nine Months Ended
                                                     June 30,                June 30,
                                               ------------------       -----------------
                                               1996          1995       1996         1995
                                               ----          ----       ----         ----
Net revenue                                    100.0%        100.0%     100.0%       100.0%
Cost of goods sold                              74.7          76.0       74.8         78.5
                                               -----         -----      -----        -----
Gross profit                                    25.3          24.0       25.2         21.5
Selling, general and administrative expenses    15.0          13.4       13.8         13.2
Interest expense and other                       2.5           1.5        1.9          1.5
                                               -----         -----      -----        -----
Income before income tax expense                 7.8           9.1        9.5          6.8
Income tax expense                               2.4           4.2        3.2          2.7
                                               -----         -----      -----        -----
Net income                                       5.4%          4.9%       6.3%         4.1%
                                               =====         =====      =====        =====

Third Quarter 1996 Compared to Third Quarter 1995

     Net revenue was $42,451,000, an increase of $7,748,000, or 22.3%, over prior year quarter net revenue of $34,703,000. This increase was primarily attributable to the inclusion of revenues from Unipack of $4,546,000 and increased demand for the Company's services in the United States, including the Company's facilities in Puerto Rico.

     Gross profit was 25.3% of net revenue, as compared to 24.0% for the prior year quarter. This increase was primarily attributable to the inclusion of the operations of Unipack.

     Selling, general and administrative expenses were $6,355,000, or 15.0% of net revenue, as compared to $4,656,000, or 13.4% of net revenue in the prior year quarter. This increase was primarily a result of the inclusion of the operations of Unipack. The increase in selling, general and administrative expenses also reflects $275,000 related to the accrual of post-retirement benefits pursuant to employment agreements entered into with certain executive officers in February 1996. The Company expects to record selling, general and administrative expenses related to such agreements of $275,000 for the remainder of fiscal 1996 and $1,100,000 for each year thereafter, through 1999. The occurrence of certain events, as defined in the agreement could result in the acceleration of such post-retirement benefits. (See Note I to the Condensed Consolidated Financial Statements, "Employment Agreements.")

     Interest expense was $1,142,000, as compared to $427,000 in the prior year quarter. This increase was attributable to debt incurred in connection with the new packaging facilities in Philadelphia, Pennsylvania and Schorndorf, Germany and the acquisition of Unipack.

     The Company's effective income tax rate was 30.7%, as compared to 46.0% in the prior year quarter. The Company's effective tax rate is impacted by the proportion of earnings from operations in Puerto Rico to consolidated earnings. Earnings from operations in Puerto Rico are taxed at lower rates, in accordance with Section 936 of the Internal Revenue Code. During fiscal 1995, the effective tax rate increased reflecting lower earnings from operations in Puerto Rico.

Nine Months Ended June 30, 1996 Compared with Nine Months Ended June 30, 1995

     Net revenue was $121,819,000, an increase of $26,594,000, or 27.9%, over prior year period net revenue of $95,225,000. This increase reflects strong demand for the Company's services in the United States (including Puerto Rico), resulting primarily from an increase in new product introductions by the Company's customers. This increase also reflects revenues from Unipack of $6,344,000.

     Gross profit was 25.2% of net revenue, as compared to 21.5% for the prior year period. This increase resulted primarily from changes in product mix and increased production efficiencies, as well as, the inclusion of the operations of Unipack from the date of acquisition. Increased efficiencies were primarily related to the new facility in Philadelphia as well as improved materials utilization at one of the Company's facilities in Puerto Rico.

     Selling, general and administrative expenses were $16,875,000, or 13.8% of net revenue, as compared to $12,613,000, or 13.2% of net revenue, in the prior year period. The increase in selling, general and administrative expenses reflects expenses incurred in connection with moving production into the new packaging facility in Schorndorf, Germany and costs related to the closure of the Company's facility in Virginia, as well as, the inclusion of the operations of Unipack. The transfer of production related to the Virginia facility to the Company's new facility in Philadelphia, Pennsylvania, is expected to be completed in the fourth quarter of 1996. The increase in selling, general and administrative expenses also reflects $458,000 related to the accrual of post-retirement benefits, pursuant to employment agreements entered into with certain executive officers in February 1996.

     Interest expense was $2,490,000, as compared to $1,325,000 in the prior year period. This increase was attributable to debt incurred in connection with the new packaging facilities in Philadelphia, Pennsylvania and Schorndorf, Germany and the acquisition of Unipack. Capitalized interest expense related to the new facility in Germany was $188,000 in the current period.

     The Company's effective income tax rate was 33.8%, as compared to 40.2% for the prior year period. The Company's effective tax rate is impacted by the proportion of earnings from operations in Puerto Rico to consolidated earnings. Earnings from operations in Puerto Rico are taxed at lower rates, in accordance with Section 936 of the Internal Revenue Code. During fiscal 1995, the effective tax rate increased reflecting lower earnings from operations in Puerto Rico.

Liquidity and Capital Resources

     At June 30, 1996, the Company had working capital of $16,922,000, including cash and cash equivalents of $5,151,000, as compared to working capital of $12,180,000 as of September 30, 1995. For the nine months ended June 30, 1996, net cash provided by operating activities was $9,021,000, as compared to $8,500,000 in the prior year period. This increase was a result of improved operating results, partially offset by the inclusion of the operations of Unipack and increased levels of accounts receivable resulting from increased revenues.

     Investing activities for the nine months ended June 30, 1996, included $17,478,000, representing the cash portion of the acquisition of Unipack (net of cash acquired), and $19,484,000 of capital expenditures, of which approximately $4,500,000 was attributable to the construction of the new pharmaceutical packaging facility in Schorndorf, Germany, with the remainder for equipment and building improvements to provide additional capacity. The Company anticipates additional capital expenditures during the remainder of fiscal 1996 of approximately $1,700,000 for equipment and building improvements and $1,200,000 for the completion of a new state-of-the-art packaging facility in Manchester, England, which will replace one of Unipack's current facilities. The Company expects to enter into a new credit facility to finance the completion of the Manchester facility.

     Financing activities for the nine months ended June 30, 1996 included borrowings of $36,317,000, of which $4,653,000 related to the refinancing of existing debt, $17,924,000 related to the acquisition of Unipack, and $6,265,000 related to the new packaging facility in Schorndorf, Germany. Financing activities also included debt repayments of $6,897,000 and the Company's exercise of its option to repurchase the outstanding shares of preferred stock of Tri-Line, a subsidiary of the Company, issued in connection with the Tri-Line acquisition in 1992 for $900,000, representing the book value of such shares.

     In February 1996, the Company refinanced certain of its debt obligations, which included a $3,000,000 revolving credit facility and term loans aggregating approximately $10,200,000, by an agreement with a commercial bank which provides for a $9,000,000 revolving credit facility, a $14,200,000 term loan and a $5,000,000 equipment facility. The revolving credit facility expires in March 1999 and bears interest, at the Company's option, at the prime rate plus .25% or LIBOR plus 2.25%. At June 30, 1996, $4,326,000 was outstanding and $2,657,000 of letters of credit were issued under the revolving credit facility. The term loan is payable quarterly through March 2003, plus interest, at the Company's option, at the prime rate plus .375% or LIBOR plus 2.50%. The equipment facility expires in March 1997 and bears interest, at the Company's option, at prime plus .375% or LIBOR plus 2.50%. Advances under the equipment facility are converted to term notes, payable over a maximum of 60 months. At June 30, 1996, $1,272,000 was outstanding under the equipment facility. Interest on the revolving credit facility, the term loan and the equipment facility is subject to adjustment based upon the Company's fixed charge coverage ratio.

     In connection with the acquisition of Unipack, the Company entered into an agreement with a commercial lender in the United Kingdom for a revolving credit facility and a term loan denominated and payable in pounds sterling. The revolving credit facility in the amount of approximately $5,000,000 expires in February 1999 and bears interest at LIBOR plus 2.50%, subject to adjustment based upon the Company's fixed charge coverage ratio. At June 30, 1996, approximately $5,000,000 was outstanding under this revolving credit facility. The term loan of approximately $12,900,000 is payable in quarterly principal installments of approximately $322,000, plus interest at LIBOR plus 2.675%, subject to adjustment based upon the Company's fixed charge coverage ratio, with a final installment of approximately $4,200,000 payable March 2003. Under the terms of the agreement, the Company is required to make prepayments of the principal equal to 50% of excess cash flow (as defined). At June 30, 1996, no prepayment was required.

     Management believes that existing working capital, anticipated funds to be generated from future operations, and available credit facilities will be sufficient to meet the Company's anticipated operating and capital needs. Depending upon the future growth of the business, additional financing may be required.

Subsequent Event - Merger

     On July 24, 1996, the Company announced that it had entered into a definitive agreement (the "Merger Agreement") with Cardinal of Dublin, Ohio, pursuant to which the Company will become a wholly-owned subsidiary of Cardinal in a stock-for-stock merger expected to be accounted for as a pooling-of-interests for financial reporting purposes (the "Merger"). Under the terms of the Merger Agreement, shareholders of the Company will receive .336 shares of Cardinal common stock for each share of the Company's common stock they own at the time the transaction is consummated (the "Exchange Ratio"), subject to adjustment under specified circumstances. In addition, stock options of the Company will be converted into equivalent options for shares of Cardinal common stock, based upon the Exchange Ratio. The Merger is expected to be completed in the Fall, subject to approval by the shareholders of the Company and the receipt of requisite regulatory approvals. The Merger Agreement may be terminated by either the Company or Cardinal under specified circumstances. In connection with the transaction, MEDIQ Incorporated ("MEDIQ"), the Company's largest shareholder, granted Cardinal an option to purchase all of the Company's common stock owned by MEDIQ, which is equal to approximately 46% of the outstanding shares, exercisable upon the occurrence of certain events, and entered into a Support/Voting Agreement with Cardinal. Additionally, the Company's directors each entered into a Support/Voting Agreement with Cardinal.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          2.1 Agreement and Plan of Merger, dated as of July 23, 1996, by and between Cardinal Health, Inc., Panther Merger Corp., the Registrant and MEDIQ Incorporated (1)

          10.1 Reimbursement Agreement, dated July 23, 1996, by and between the Registrant and MEDIQ Incorporated (2)

          10.2 Employment Agreement, dated July 23, 1996, by and among the Registrant, Cardinal Health, Inc. and Richard S. Sauter (2)

          10.3 Employment Agreement, dated July 23, 1996, by and among the Registrant, Cardinal Health, Inc. and Daniel F. Gerner (2)

          11    Computation of Net Income Per Share (2)

          27    Financial Data Schedule (2)

          ----------
          (1) Incorporated herein by reference to Exhibit 2.1 to the Schedule 13D filed by Cardinal Health, Inc. with respect to the securities of the Registrant on July 30, 1996.

          (2) Filed herewith.

     (b)  Reports on Form 8-K

          A report on Form 8-K/A, dated May 10, 1996, was filed to amend a Current Report on Form 8-K, dated March 13, 1996, which reported the acquisition of the stock of Unipack Limited. Such Current Report on Form 8-K was amended by the inclusion of the financial statements of the business acquired and pro forma financial information.

                       PCI SERVICES, INC. AND SUBSIDIARIES
                           Quarter Ended June 30, 1996


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PCI Services, Inc.
                                       ----------------------------
                                               (Registrant)



      August 12, 1996                  /s/ Michael F. Sandler
- ----------------------------           ----------------------------
    (Date)                             Michael F. Sandler
                                       Vice President and
                                       Chief Financial Officer